Form 10-K
period 2013-03-31
Honda Auto Receivables 2011-1 Owner Trust
filed 2013-06-24
CIK 1512970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Item 1117 of Regulation AB.   Legal Proceedings.

No legal proceedings are pending, and no proceedings are known to be contemplated by governmental authorities, against any of the following companies: American Honda Finance Corporation (the “Sponsor”), American Honda Receivables LLC, as successor to American Honda Receivables Corp. (the “Depositor”), U.S. Bank National Association (the “Indenture Trustee”), Citibank, National Association (the “Owner Trustee”), Citigroup Trust-Delaware, National Association (the “Delaware Trustee”) or the Trust that are or would be material to holders of the Notes or the Certificates.

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

The Indenture Trustee is not affiliated with the Sponsor (including in its role as originator and primary servicer), the Depositor, the Owner Trustee, the Delaware Trustee or the Trust. The Owner Trustee is not affiliated with the Sponsor (including in its role as originator and primary servicer), the Depositor, the Indenture Trustee or the Trust. The Delaware Trustee is not affiliated with the Sponsor (including in its role as originator and primary servicer), the Depositor, the Indenture Trustee or the Trust. The Delaware Trustee is an affiliate of the Owner Trustee.

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

Item 1122 of Regulation AB.   Compliance with Applicable Servicing Criteria.

The Sponsor (in its role as servicer) and the Indenture Trustee (together, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. Neither of the Servicing Reports prepared by the Sponsor or the Indenture Trustee, or the Attestation Reports provided by the Sponsor or the Indenture Trustee, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

Item 1123 of Regulation AB.   Servicer Compliance Statement.

The Sponsor (in its role as servicer) has been identified by the registrant as a servicer with respect to the asset pool held by the Trust. The Sponsor has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”), in each case signed by an authorized officer of the Sponsor. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.             Exhibits.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit 3.1 – Certificate of Formation of the Depositor, filed with the secretary of state of Delaware on March 16, 2011.

Exhibit 3.2 – Limited Liability Company Agreement of the Depositor, in effect since March 28, 2011.

Exhibit 4.1 – Indenture, dated February 24, 2011, between Honda Auto Receivables 2011-1 Owner Trust and U.S. Bank National Association, as indenture trustee, incorporated to Exhibit 4.1 by reference to Form 8-K dated February 24, 2011, and filed by the registrant on February 24, 2011.

Exhibit 4.2 – Amended and Restated Trust Agreement, dated February 24, 2011, among American Honda Receivables Corp., Citibank, National Association, as owner trustee, and Citigroup Trust-Delaware, National Association, as Delaware trustee, incorporated to Exhibit 4.2 by reference to Form 8-K dated February 24, 2011, and filed by the registrant on February 24, 2011.

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

Honda Auto Receivables 2011-1 Owner Trust

By: American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda

Paul C. Honda

Date: June 24, 2013		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

EXHIBIT INDEX

Exhibit	Description

Exhibit 3.1 – Certificate of Formation of the Depositor, filed with the secretary of state of Delaware on March 16, 2011.

Exhibit 3.2 – Limited Liability Company Agreement of the Depositor, in effect since March 28, 2011.

Exhibit 4.1 – Indenture, dated February 24, 2011, between Honda Auto Receivables 2011-1 Owner Trust and U.S. Bank National Association, as indenture trustee, incorporated to Exhibit 4.1 by reference to Form 8-K dated February 24, 2011, and filed by the registrant on February 24, 2011.

Exhibit 4.2 – Amended and Restated Trust Agreement, dated February 24, 2011, among American Honda Receivables Corp., Citibank, National Association, as owner trustee, and Citigroup Trust-Delaware, National Association, as Delaware trustee, incorporated to Exhibit 4.2 by reference to Form 8-K dated February 24, 2011, and filed by the registrant on February 24, 2011.

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

Exhibit 34.2 –Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP, on behalf of U.S. Bank National Association.

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

- 7 -